Form 10-K
period 2007-12-31
Metro Bancshares, Inc.
filed 2008-03-31
CIK 1398831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-142817

METRO BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	20-8825618
(State of Incorporation)	(I.R.S. Employer Identification Number)

7475 Douglas Boulevard Douglasville, Georgia	30135
(Address of Principal Executive Offices)	(Zip Code)

(404) 354-0819

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	N/A

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which shares were sold in the registrant’s initial public offering) was $13.7 million. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

There were 2,452,347 shares of the registrant’s common stock outstanding as of March 21, 2008.

METRO BANCSHARES, INC.

2007 Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to future plans and expectations, and are thus prospective. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

Business of Metro Bancshares

General. Metro Bancshares, Inc. (the “Company”) was incorporated as a Georgia corporation on February 20, 2007 for the purpose of organizing Metro Bank (the “Bank”) and purchasing 100% of the outstanding capital stock of Metro Bank. The Bank conducts a general banking business in Douglasville, Georgia. We organized with a holding company structure as a mechanism to enhance the Bank’s ability to serve its future customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services that traditional commercial banks may not provide under present laws. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, we may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

We have no present plans to acquire any operating subsidiaries other than the Bank; however, it is expected that we may make additional acquisitions in the event that the Bank becomes profitable and such acquisitions are deemed to be in our and our shareholders’ best interests. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See “Supervision and Regulation.”

Premises. We have agreed to lease space in the Arbor View Shopping Center which is located at 7475 Douglas Boulevard, Douglasville, Georgia. The Bank’s office contains approximately 5,000 square feet which we lease at the monthly rate of $6,375.

We expect to purchase land early in the Bank’s second year of operation on which to build the Bank’s main office. We have not identified the location of our main office. Until construction of the permanent bank building is complete, the Bank will temporarily operate out of offices located on the leased property.

Business of the Bank

General. the Bank opened for business on January 28, 2008. The Bank is a full-service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as cashiers checks, Internet banking services and direct deposit services.

The philosophy of management of the Bank with respect to its initial operations is to emphasize prompt and responsive personal service to members of the business and professional community of Douglas County, Georgia, in order to attract customers and acquire market share now controlled by other financial institutions in the Bank’s market area. The Bank’s prime location and range of banking services, as well as its emphasis on personal attention and service, prompt decision making and consistency in banking personnel, are major tools in the Bank’s efforts to capture such market share. In addition, the Bank’s directors are active members of the business community in and around the Douglasville area, and their continued active community involvement will provide an opportunity to promote the Bank and its products and services. The directors will utilize target marketing and superior selling efforts in order to build a distinct institutional image for the Bank and to capture a customer base.

Market Area and Competition. The primary service area for the Bank is all of Douglas County and West Cobb County and portions of the surrounding counties, including Carroll and Paulding. Douglas County is conveniently located just 15 minutes west of the City of Atlanta. This location allows Douglas County to capitalize on the Atlanta’s preeminence as a strategic distribution, manufacturing, technology, education and finance center serving the entire Southeast as well as the nation. Douglas County serves as the western gateway to Atlanta and was rated one of the fifty fastest growing counties in the United States in 2006. A few of Douglas County’s largest employers include the Douglas County School System, Silver Line Building Products, Wal-Mart, Douglas County Government Offices and Inner Harbour Hospitals, Ltd.

We intend to open the Bank’s second office in West Cobb County during its second year of operation. Cobb County’s business community is at the center of its quality of life. The leadership provided by local, regional and national firms has defined Cobb as one of the premier destinations in the entire country for business relocation and growth. Cobb’s population of 691,918 in 2006 was up almost 14% over 2000, and is expected to rise another 9.5% by 2011. Cobb’s growth is reflected in the number of Fortune 500 firms and businesses of all sizes and types that have chosen to come to Cobb County. Cobb’s largest employers include Cobb County Public Schools and Government, WellStar Health System, Inc., Lockheed Martin Aeronautics and The Home Depot.

Carroll County is located 45 miles west of Atlanta and 90 miles east of Birmingham. Carroll’s population of 111,994 grew 28.3% between the years 2000 and 2006 and is projected to grow another 22% by 2011. Average household income in the county is $57,722. The county’s largest employers include Carroll County Schools, the Tanner Medical Center, Southwire and the University of West Georgia.

Paulding County borders Cobb County to the west. Paulding County is a key location for business, travel and tourism because of its easy access to the surrounding cities of Atlanta, Birmingham and Chattanooga. Interstates 75, 85 and 285 are also easily accessible and are only minutes away. The population of Paulding County is growing rapidly, with a 55.5% increase from 2000 to 2006, and an expected 39.5% additional increase by 2011. Major employers in the area include Paulding County Board of Education and Government, Wal-Mart, Wellstar Health System and Aiken Grading Company.

Total commercial bank and thrift deposits in Douglas County as of June 30, 2007 were approximately $1.508 billion. The Douglas County market consists of fourteen commercial banks with 30 branches. The four largest banks operating in Douglas County possess approximately 67.5% of the market share in the county. Douglas County Bank has historically held the dominant market share in the county with 23.8% of the market share as of June 30, 2007.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects such bank’s loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank competes with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, we believe that the Bank will be able to attract sufficient deposits to enable it to compete effectively with other area financial institutions. We believe that the Bank has the advantage of being locally-owned and managed, enabling it to benefit from the high visibility and excellent business contacts of our directors.

The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the growth of Douglas County, we anticipate that additional competition will continue from new entrants to the market.

Deposits. The Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits will be residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in its market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

Loan Portfolio. The Bank engages in a full complement of lending activities, including commercial loans, consumer and installment loans and real estate loans. We intend to generally allocate the Bank’s loan portfolio as follows: commercial loans 10%, real estate loans 85% and consumer loans 5%. Management originates loans and to participate with other banks with respect to loans which exceed the Bank’s lending limits. Management does not believe that loan participations necessarily pose any greater risk of loss than loans which the Bank originates.

Lending is directed principally towards individuals and businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank. We do not anticipate any foreign loans in the Bank’s loan portfolio. The following is a description of each of the major categories of loans anticipated in the Bank’s loan portfolio and the anticipated risks associated with each type of loan:

Real Estate Loans

The Bank makes construction development loans, commercial real estate loans and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans. We estimate that our real estate loans will be allocated as follows: construction development loans 55%, commercial real estate loans 25% and residential real estate loans 20%.

Construction and Development Loans

We make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 80%. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

Commercial Real Estate

Commercial real estate loan terms generally will be limited to five years or fewer, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 60 months. The Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

Residential Real Estate

The Bank’s residential real estate loans consist of residential second mortgage loans and residential construction loans. All loans are made in accordance with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 90%. We expect that these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans

Loans for commercial purposes in various lines of businesses are one of the primary components of the Bank’s loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or fewer at fixed or variable rates, with the loan fully amortized over the term. Equipment loans are generally secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans

The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower’s gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all these factors on the ability of the borrower to make future payments as agreed.

Investments

In our first year of operation, we anticipate that investment securities will comprise approximately 15% of the Bank’s assets, other investments will comprise approximately 10% of its assets and loans will comprise approximately 75% of its assets. We intend to invest primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank will enter into Federal Funds transactions with its principal correspondent banks and we anticipate that the Bank will primarily act as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

Asset and Liability Management

Our objective is to manage the Bank’s assets and liabilities to provide a satisfactory, consistent level of profitability. The Bank’s executive officers and the Loan & Asset/Liability Committee of the board of directors of the Bank will be responsible for monitoring interest-bearing assets and interest-bearing liabilities to ensure stability of earnings. It is our overall philosophy to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management will seek to invest the largest portion of the Bank’s assets in commercial, consumer and real estate loans.

The Bank’s asset/liability mix likely will be monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the board of directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank which, from an economic or practical standpoint, cannot provide that service for itself. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

The Bank sells loan participations to correspondent banks with respect to loans which exceed its lending limit. As compensation for services provided by a correspondent bank, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts.

Data Processing

We have entered into a data processing servicing agreement with Jack Henry & Associates, Inc. This servicing agreement will provide the Bank with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending, data processing and central information filing.

Employees

The Bank has 14 full-time employees, including one executive officer.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

SUPERVISION AND REGULATION

The Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991, the Gramm-Leach-Bliley Act in 1999, and including the USA PATRIOT ACT of 2002, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws and regulations or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Metro Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956. As a bank holding company registered with the Federal Reserve under the Bank Holding Company Act and the Georgia Department of Banking and Finance under the Financial Institutions Code of Georgia, we are subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department of Banking and Finance.

The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

•	banking and managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;

•	engaging in certain insurance and discount brokerage activities;

•	performing certain data processing services;

•	acting in certain circumstances as a fiduciary or investment or financial adviser;

•	owning savings associations; and

•	making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “—The Bank—Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “—Metro Bancshares, Inc. —Subsidiary Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. As a result, the Company, and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

Transactions with Affiliates. The Company and the Bank are deemed to be “affiliates” within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. Section 23A of the Federal Reserve Act defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus and with all affiliates to 20% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

Subsidiary Dividends. We are a legal entity separate and distinct from the Bank. We are entitled to receive dividends when, and as declared by the Bank. The approval of the Georgia Department of Banking and Finance must be obtained before the Bank may pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the Bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%.

In addition, we are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Georgia State Regulation. As a Georgia bank holding company under the Financial Institutions Code of Georgia, we are subject to limitations on sale or merger and to regulation by the Georgia Department of Banking and Finance. We must obtain approval by the Department prior to engaging in the acquisition of other banks and financial institutions. Further, as a Georgia corporation, we may be subject to certain limitations and restrictions under applicable Georgia corporate law.

The Bank

General. The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the Georgia Department of Banking and Finance, as well as the FDIC. Georgia state laws regulate, among other things, the scope of the Bank’s business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the Company or the Bank.

Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments generally range from 5 to 7 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to the consumer.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the deposit operations of the Bank are subject to:

•

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

the Check Clearing for the 21st Century Act, also known as Check 21, which gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the Company or the Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

In addition, the FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;

•	raise additional capital;

•	restrict their growth, deposit interest rates and other activities;

•	improve their management;

•	eliminate management fees; or

•	divest themselves of all or a part of their operations.

These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance or a combination of these factors could change our capital position in a relatively short period of time.

Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

Enforcement Powers. The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

USA PATRIOT Act of 2002. In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The address of our temporary office is 7475 Douglas Boulevard, Douglasville, Georgia 30135. Our office contains approximately 5,000 square feet that we lease for $6,375 per month. We believe that all of our temporary office is adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock, nor is any trading market expected to develop. Our common stock is not listed on any exchange, the NASDAQ Stock Market or on the Over-the-Counter Bulletin Board. We sold share of the Company’s common stock for $10.00 per share in our initial public offering which closed on March 21, 2008 and have no information regarding transfers of the Company’s common stock since that date.

We have no source of income other than dividends that we receive from the Bank. As a result, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us. Additionally, bank holding companies and state banks are both subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and our plans to build capital, it will be our policy to reinvest earnings for an undetermined period of time. As a result, we do not plan to pay dividends until we recover any losses that we may have incurred and become profitable. Our future dividend policy will depend on our earnings, capital requirements, financial condition and other factors that our board of directors considers relevant. Additionally, as a condition to its approval of the Bank’s charter, the Georgia Department of Banking and Finance has required the board of directors to adopt a resolution committing that during the first three (3) years of operation, or until the Bank has become cumulatively profitable, whichever occurs later, no dividends may be paid without the prior approval of the Georgia Department of Banking and Finance.

As of March 21, 2008, the number of holders of record of the Company’s common stock was 213.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We completed our initial public offering on March 21, 2008 and the Bank opened for business on January 28, 2008. The net proceeds of the offering were $24,442,260, which we believe will be adequate capital to support the growth of both the Company and the Bank for their first five years of operation. The Bank’s initial capitalization of $22,000,000 should allow it to grow its loan portfolio at a reasonable pace and to pay operating expenses while maintaining-legally mandated capital ratios for the first five years of operation while the $2,300,000 retained by the Company should be sufficient to pay the Company’s operating expenses for at least five years.

Liquidity And Interest Rate Sensitivity

Since we have been in the organizational stage, there are no results of operations to present at this time. However, the Bank’s operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these fluctuations, we intend to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or “gap,” is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk.

We will regularly evaluate the balance sheet’s asset mix in terms of several variables, including:

•	yield;

•	credit quality;

•	appropriate funding sources; and

•	liquidity.

To effectively manage the balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary. As the Bank continues to grow, we will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s asset and liability committee will meet on a quarterly basis to develop a strategy for the upcoming period.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. We can obtain these funds by converting assets to cash or by attracting new deposits. The Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States as well as the general practices within the banking industry. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements included in this report.

Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates. These differences could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the determination of the allowance for loan losses will be the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses will include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are filed as Exhibit 99.1 to this report and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007

Statement of Operations for the Period from January 1, 2007 (inception) to December 31, 2007

Statement of Changes in Stockholders’ Equity for the Period from January 1, 2007 (inception) to December 31, 2007

Statements of Cash Flows for the Period from January 1, 2007 (inception) to December 31, 2007

Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer have evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this report and have concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the our internal control over financial reporting.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The identities and biographies of or directors and executive officers appear below. Each of our directors and executive officers has held such positions since 2007 in the case of the Company and since 2008 in the case of the Bank. Each biography details the business experience of our directors and executive officers during the past five years and beyond.

Kenneth L. Barber, age 53, is our President and Chief Executive Officer and the President and Chief Executive Officer of the Bank. Mr. Barber helped start his first bank, Citizens and Merchants Bank, Douglasville, Georgia, as a 31 year-old chief executive officer in 1986. He served as chief executive officer of Citizens and Merchants Bank for 14 years, until the year 2000. Mr. Barber started his second bank, Georgian Bank, in Powder Springs, Georgia, the year after leaving Citizens and Merchants Bank. Mr. Barber received a bachelor’s degree in business administration and economics from the University of West Georgia and is a graduate of the University of Georgia’s banking school. Mr. Barber has served on both the Douglas County and the Cobb County Chamber of Commerce Board of Directors. Mr. Barber is also involved in many church and civic activities.

Johnny L. Blankenship, age 49, has been a licensed builder in Douglas County for over 20 years. He owns and operates three residential construction and development companies, a realty company and a property rental company. In addition, he has served as a director for Regions Bank in Douglasville, Georgia and for First National Bank West Metro, in Dallas, Georgia.

Douglas C. Davidson, Sr., age 47, is an Atlanta, Georgia native and a graduate of Auburn University. Mr. Davidson has general contractor licenses in South Carolina, North Carolina and Tennessee. Since 1990, Mr. Davidson has served as president of New South Construction Company, a commercial general contractor in Atlanta, Georgia. He is also 33% owner of Streetside Developers, a retail development firm also in Atlanta.

Allen K. DeNyse, age 50, is a Georgia native and graduate of the University of Cincinnati. Mr. DeNyse started his own signage business in 1983. He is a successful businessman and long-time Georgia entrepreneur. In addition, Mr. DeNyse served for five years on the board of directors for Citizens and Merchants State Bank in Douglasville, Georgia.

Eric L. Johnson, age 45, is an Auburn University graduate. Mr. Johnson has spent his career in construction management and development in the metro Atlanta area. Mr. Johnson owns and operates a construction management consulting firm, a facility operations company and a development company, each of which is based in Atlanta, Georgia.

George F. Nemchik, age 54, is a certified general contractor and has been in the construction business since 1978. Mr. Nemchik is very familiar with the Atlanta, Georgia construction market and owns and operates three successful real estate holding companies. Mr. Nemchik was also a member of the advisory board for Georgia Trust Bank in Atlanta, Georgia. He is also a former partner with the Ritz Carlton Hotel Company, having been with that organization for 20 years and was involved in building 25 Ritz Carlton hotels throughout the world.

Paul David Orr, age 42, is a graduate of Georgia State University with a bachelor’s degree and a Masters Degree in Business Administration. Mr. Orr received his CPA license from the Georgia State Board of Accounting in 1991 and is a partner and 50% owner of Martin and Orr, LLC, a tax and accounting services firm based in Atlanta, Georgia.

Dudley W. Spruill, age 55, is a graduate of Valdosta State University, a native of the Atlanta, Georgia metro area and serves as the chief operating officer of the Douglas County School System. Prior to joining the Douglas County School System, Mr. Spruill served as regional manager of the Atlanta Gas & Light Company. Mr. Spruill serves on the boards of directors for the Douglas County-Douglasville Water and Sewer Authority, the Douglasville Planning and Zoning Commission and the Douglas County Chamber of Commerce.

B. Neil Warren, age 61, is a Canton, Georgia, native and a graduate of Brenau College with a bachelor’s degree in Criminal Justice. Mr. Warren serves as the Sheriff of Cobb County, Georgia. He has been a licensed peace officer in the State of Georgia, serving with the Cobb County Sheriff’s Office since 1977. Mr. Warren became Sheriff of Cobb County in December of 2003.

Eric J. Wilhelm, age 47, founded Wilpak, Inc., a contract packaging company headquartered in Atlanta, Georgia thirteen years ago. He recently merged this company with The Jacobson Companies to create Jacobson Wilpak, a fully-integrated supply chain solution for their combined clients. Mr. Wilhelm is currently president of the board of directors of the Contract Packaging Association. He is also a major fundraiser for the American Diabetes Association and the Juvenile Diabetes Research Foundation in Atlanta.

Other Executive Officers:

Reland F. Norton, age 57, is the Chief Financial Officer of the Company and the Bank. In addition to her work with the Company and the Bank, Ms. Norton began working with First National Bank of Georgia in 1987 as a vice president and cashier. Ms. Norton was promoted in 1999 to senior vice president of operations and accounting. She is a graduate of the University of West Georgia where she earned a bachelor’s degree in business administration and finance. In 1992, she graduated from Louisiana State University’s Graduate School of Banking. She has served as a member of the Board of Directors of Haralson County Chamber of Commerce and as been active in many civic and church activities.

Code of Ethics

The Bank has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer, a copy of which was filed as Exhibit 14.1 to this report.

No Family Relationships Among Directors and Officers

There are no family relationships between any director or executive officer of the Company or the Bank and any other director or executive officer of the Company or the Bank.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2007

The following table provides certain information for the fiscal year ended December 31, 2007 concerning compensation earned for services rendered in all capacities by our principal executive officer, and our principal financial officer during the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kenneth L. Barber President and Chief Executive Officer	2007	225,000	—	—	—		—	15,000	240,000
Reland F. Norton CFO	2007	48,914	—	—			—		48,914

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company’s common stock that, as of March 21, 2008, were beneficially owned by (a) each officer and each director of the Company and (b) all executive officers and directors, as a group and (c) by each person who beneficially owned more than 5% of the shares of the Company’ common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Additionally, the address of each person is 7475 Douglas Boulevard, Douglasville, Georgia 30135.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power” which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities.

Name of Beneficial Owner	Number	Percentage
Director
Kenneth L. Barber[1]	329,500	13.2%
Johnny L. Blankenship[2]	165,000	6.7%
Douglas C. Davidson, Sr.[3]	110,000	4.5%
Allen K. DeNyse[4]	82,500	3.4%
Eric L. Johnson[5]	110,000	4.5%
George F. Nemchik[6]	165,000	6.7%
Paul David Orr[7]	27,500	1.1%
Dudley W. Spruill[8]	33,000	1.3%
B. Neil Warren[9]	44,000	1.8%
Eric J. Wilhelm[10]	110,000	4.5%
Non-director executive officer
Reland F. Norton	40,000	1.6%
All directors and executive officers as a group (11 persons)	1,216,500	47.1%

[1]	Includes 27,500 shares that Mr. Barber can acquire by exercising a warrant and 25,000 shares that Mr. Barber can acquire by exercising an option.
[2]	Includes 15,000 shares that Mr. Blankenship can acquire by exercising a warrant.
[3]	Includes 10,000 shares that Mr. Davidson can acquire by exercising a warrant.
[4]	Includes 7,500 shares that Mr. DeNyse can acquire by exercising a warrant.
[5]	Includes 10,000 shares that Mr. Johnson can acquire by exercising a warrant.
[6]	Includes 15,000 shares that Mr. Nemchik can acquire by exercising a warrant.
[7]	Includes 2,500 shares that Mr. Orr can acquire by exercising a warrant.
[8]	Includes 3,000 shares that Mr. Spruill can acquire by exercising a warrant.
[9]	Includes 4,000 shares that Mr. Warren can acquire by exercising a warrant.
[10]	Includes 10,000 shares that Mr. Wilhelm can acquire by exercising a warrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Bank extends loans from time to time to certain of the Company’s and the Bank’s directors, their associates and members of the immediate families of the directors and executive officers of the Company and the Bank. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has approved the selection of Porter Keadle Moore, LLP, which served as the Company’s independent public accountants for the year ended December 31, 2007, to report on the consolidated balance sheets and related statements of income, changes in shareholders’ equity and cash flows of the Company and to perform such other appropriate accounting services as may be required by the Company.

Audit Fees. The aggregate fees billed for professional services rendered by Porter Keadle Moore, LLP for the audit of the Company’s financial statements and review of financial statements included in the Company’s registration statement were $22,500 for 2007.

Audit-Related Fees. None

Tax Fees. None.

All Other Fees. None.

All services described above were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

The following consolidated financial statements are set forth in Exhibit 99.1 to this report:

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007

Statement of Operations for the Period from January 1, 2007 (inception) to December 31, 2007

Statement of Changes in Stockholders’ Equity for the Period from January 1, 2007 (inception) to December 31, 2007

Statements of Cash Flows for the Period from January 1, 2007 (inception) to December 31, 2007

Notes to Financial Statements

	2.	Exhibits.

		The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 dated May 10, 2007 and incorporated herein by reference, File No. 333-142817).

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 dated May 10, 2007 and incorporated herein by reference, file No. 333-142817).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated May 10, 2007, File No. 333-142817).

10.1	Escrow Agreement by and between the Company and Nexity Bank, dated April 27, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated May 10, 2007, File No. 333-142817).

10.2	Consulting Agreement by and between Ken Barber and T. Stephen Johnson & Associates, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated May 10, 2007, File No. 333-142817).

10.3	Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated October 10, 2007, File No. 333-142817).

10.4	Form of Director Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated October 10, 2007, File No. 333-142817).

14.1	Code of Ethics

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Financial Statements

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2008.

METRO BANCSHARES, INC.

By:	/s/ Kenneth L. Barber
Kenneth L. Barber
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth L. Barber	Date: March 31, 2008
Kenneth L. Barber, Chairman, President Chief Executive Officer and Director (principal executive officer)

/s/ Reland F. Norton	Date: March 31, 2008
Reland F. Norton, Chief Financial Officer (principal accounting and financial officer)

/s/ Johnny L. Blankenship	Date: March 31, 2008
Johnny L. Blankenship, Director

/s/ Douglas C. Davidson, Jr.	Date: March 31, 2008
Douglas C. Davidson, Jr., Director

/s/ Allen K. DeNyse	Date: March 31, 2008
Allen K. DeNyse, Director

/s/ Eric L. Johnson	Date: March 31, 2008
Eric L. Johnson, Director

/s/ George F. Nemchik	Date: March 31, 2008
George F. Nemchik, Director

/s/ Paul David Orr	Date: March 31, 2008
Paul David Orr, Director

/s/ Dudley W. Spruill	Date: March 31, 2008
Dudley W. Spruill, Director

/s/ B. Neil Warren	Date: March 31, 2008
B. Neil Warren, Director

/s/ Eric J. Wilhelm	Date: March 31, 2008
Eric J. Wilhelm, Director

EXHIBIT INDEX

The following exhibits are filed as part of this report (in addition to those exhibits listed in Item 15 which are filed as a part of this report and incorporated by reference):

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 dated May 10, 2007 and incorporated herein by reference, File No. 333-142817).

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 dated May 10, 2007 and incorporated herein by reference, file No. 333-142817).

4.1	See Exhibits 3.1 and 3.2 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated May 10, 2007, File No. 333-142817).

10.1	Escrow Agreement by and between the Company and Nexity Bank, dated April 27, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated May 10, 2007, File No. 333-142817).

10.2	Consulting Agreement by and between Ken Barber and T. Stephen Johnson & Associates, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated May 10, 2007, File No. 333-142817).

10.3	Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated October 10, 2007, File No. 333-142817).

10.4	Form of Director Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 dated October 10, 2007, File No. 333-142817).

14.1	Code of Ethics

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Financial Statements